Form 10-K
period 2001-03-30
GREENPOINT CREDIT MAN HOUSING CONT TR PAS THR CERT SER 00 5
filed 2001-04-17
CIK 1138562

CONFORMED WITH EXHIBITS

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(MARK ONE)
  X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES  EXCHANGE
-----  ACT OF 1934 (FEE REQUIRED)
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                    OR
       TRANSITION REPORT PURSUANT TO SECTION 13 OR (15D) OF THE SECURITIES ----- EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
FOR THE TRANSITION PERIOD FROM _____ TO ________________________

                     COMMISSION FILE NUMBER 333-46102

  GREENPOINT CREDIT, LLC, AS SERVICER AND SELLER OF CERTAIN MANUFACTURED
    HOUSING CONTRACTS CONVEYED TO A CERTAIN TRUST WHICH TRUST ISSUED:

       GREENPOINT CREDIT MANUFACTURED HOUSING CONTRACT TRUST PASS-
                 THROUGH CERTIFICATES, SERIES 2000-5, (TOGETHER,
                       THE "OFFERED CERTIFICATES")

--------------------------------------------------------------------------------
           (exact name of registrant as specified in charter)
                          GREENPOINT CREDIT, LLC

           DELAWARE                                     13-4002891
(state or other jurisdiction                         (I.R.S. employer
    of incorporation)                             identification number)

                         10089 Willow Creek Road
                       San Diego, California 92131
                              (858) 530-9394
 (address and telephone number of registrant's principal executive offices)


SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

       TITLE OF EACH CLASS             NAME OF EACH EXCHANGE ON WHICH REGISTERED

             NONE                                       NONE

INDICATE BY CHECK MARK WHETHER THE REGISTRANT HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES _X_ NO ___1

1 On February 27, 1992, the Securities and Exchange Commission granted the Registrant a "no action" and exemptive order request to modify the information required to be reported by the trust under Section 13 and 15(d) of the Securities Exchange Act of 1934

AGGREGATE MARKET VALUE OF VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT:
NOT APPLICABLE.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

NUMBER OF SHARES OF REGISTRANT'S COMMON STOCK OUTSTANDING AS OF DECEMBER 31, 2000: NOT APPLICABLE.

ITEM 1.   BUSINESS

          GreenPoint Credit, LLC, (the "Registrant") is filing this Annual Report on Form 10-K in its capacity as Seller of certain manufactured housing contracts (the "Contracts") conveyed to a trust (the "Trust"). The Trust issued the GreenPoint Credit Manufactured Housing Contract Trust Pass-Through Certificates, Series 2000-5 (the "Certificates") pursuant to a pooling and servicing agreement, dated as of September 1, 2000 (the "Agreement"), between the Registrant, as Seller and Servicer and Bank One, National Association, as Trustee (the "Trustee"). The Certificates evidence undivided beneficial interests in the Trust.

          In filing this Annual Report on Form 10-K, the Registrant is using a reduced disclosure format pursuant to a "no action" letter and exemptive order granted to its predecessor in interest, Security Pacific Acceptance Corp., by the Securities and Exchange Commission on February 27, 1992 (the "Order").

ITEM 2.   PROPERTIES

          Pursuant to the terms of the Order, reference is hereby made to the Annual Statement as to Compliance delivered to the Trustee with respect to the Trust (the "Annual Statement as to Compliance"), filed as Exhibit 99.1 to this Annual Report on Form 10-K.

ITEM 3.   LEGAL PROCEEDINGS

          The Registrant was a party to no material pending legal proceedings during the period covered by this Annual Report and during such period knew of no other material pending legal proceedings involving the Trust, the manufactured housing contracts contained in such Trust (the "Contract Pool"), or with respect to the Contract Pool, the Trustee, any custodian's or the Servicer other than ordinary routine litigation incidental to the Trustee's, any custodian's or the Servicer's duties under the Agreement.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The Registrant knows of no vote or consent of holders of any Certificate that was solicited for any purpose during the calendar year covered by this Annual Report on Form 10-K.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          (a) There is no established public trading market for the offered Certificates.

          (b) As of December 31, 2000, the total number of holders of record of each class of Offered Certificates were as follows: (i) Class A-1 Certificates, 5; Class A-2 Certificates, 4; and Class A-3 Certificates, 5.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The Annual Statement as to Compliance with respect to the Trust for the period covered by this Annual Report appears as Exhibit 99.1 to this Annual Report on Form 10-K.

          The Annual Report on the Servicer's servicing activities for the Trust for the period covered by this Annual Report is included as Exhibit 99.2 to this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not Applicable.

                                PART IV

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          No transaction between the Trust and the holders of the Certificates occurred during the period covered by this Annual Report on Form 10-K, except routine distributions to such certificate holders as contemplated by the agreement.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

          Pursuant to the Order, the Registrant includes as an exhibit to this Annual Report on Form 10-K the Annual Statement as to Compliance with respect to the Trust for the year ended December 31, 2000 delivered by the Servicer under the Agreement and the annual report on the Servicer's servicing activities for the Trust.

       Exhibit No.

       99.1 Annual Statement as to Compliance for the Trust for the year ended December 31, 2000.

       99.2 Annual Servicing Report for the Trust for the year ended December 31, 2000.

       99.3   Aggregate Payment Amounts for Calendar year 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     SIGNATURES                                          TITLE                         DATE
           /s/ Peter Paul*                President and CEO (Principal              March 30, 2001
     --------------------------------     Executive Officer) and Manager
           Peter Paul

           /s/ John S. Buchanan*          Senior Vice President,                    March 30, 2001
     --------------------------------     Treasurer (Principal Financial and
           John S. Buchanan               Accounting Officer) and Manager


           /s/ Abdul H. Rajput*           Executive Vice President                  March 30, 2001
     --------------------------------     and Manager
           Abdul H. Rajput

           /s/ Charles P. Richardson*     Executive Vice President                  March 30, 2001
     --------------------------------     and Manager
           Charles P. Richardson

* Signed by Charles O. Ryan, Attorney-in-Fact.

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.


GREENPOINT CREDIT, LLC


By:           /s/ Peter Paul*
     --------------------------------
     Peter Paul
     President, CEO and Manager

* Signed by Charles O. Ryan, Attorney-in-Fact.

EXHIBIT INDEX

                                                                   Sequentially
  Exhibit No.   Description                                       Numbered Page

  99.1          Annual Statement as to Compliance for the
                Trust for the year ended December 31, 2000               6

  99.2          Annual Servicing Report for the Trust
                for the year ended December 31, 2000                     7

  99.3          Aggregate Payment Amounts for
                Calendar year 2000                                       9

                                  EXHIBIT 99.1


                        ANNUAL STATEMENT AS TO COMPLIANCE


The undersigned certifies that she is an Assistant Vice President of GreenPoint Credit, LLC (the "Servicer") and that, as such, she is duly authorized to execute and deliver this certificate on behalf of the Servicer pursuant to
Section 4.20 of the Pooling and Servicing Agreement (the "Agreement"), dated as of September 1, 2000 between GreenPoint Credit, as Seller, GreenPoint Credit, as Servicer, and Bank One, as Trustee, (all capitalized terms used herein without definition having the respective meanings specified in the Agreement) and further certifies that:

1. I have reviewed the activities for the one year period ending December 31, 2000 and performance under this agreement has been made under such officer's supervision under Section 4.20 of the Agreement; and

2. To the best of my knowledge, based on such review, the Servicer has fulfilled all its obligations under this Agreement throughout such period.


IN WITNESS WHEREOF, I have affixed hereunto my signature this 30th day of March, 2000.




                                    GREENPOINT CREDIT, LLC

                                    By   /s/ Mary Churley
                                      ---------------------------------
                                    Mary Churley
                                    Assistant Vice President and Manager
                                    Investor Servicing

                                  EXHIBIT 99.2

January 16, 2001

PricewaterhouseCoopers LLP
400 S. Hope Street
Los Angeles, CA 90071


Ladies and Gentlemen:

As of and for the year ended December 31, 2000, GreenPoint Credit LLC has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, GreenPoint Credit Corporation had in effect a fidelity bond and errors and omissions policy in the amount of $50 million and $20 million respectively.

Sincerely,

/s/ Peter Paul                   /s/ Charlies P. Richardson
------------------------------   -----------------------------------------------
Peter Paul, President            Charles P. Richardson, Executive Vice President

/s/ Charles O. Ryan              /s/ Mary Churley
------------------------------   -----------------------------------------------
Charles O. Ryan, Vice President  Mary Churley, Assistant Vice President

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholder
  Of GreenPoint Credit LLC


We have examined management's assetion about GreenPoint Credit LLC's (the "Company") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for theyear ended December 31, 2000 included in the accompanying management assertion. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was made in accordance with standards established by the America Institute of Certified Public Accountants and accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonsble basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and the the year ended December 31, 2000 is fairly stated, in all material respects.


/s/ PricewaterhouseCoopers LLP


January 16, 20001

                                  EXHIBIT 99.3

                 GREENPOINT MANUFACTURED HOUSING CONTRACT TRUST
                            PASS THROUGH CERTIFICATES
                                  SERIES 2000-5

                    JANUARY 1, 2000 THROUGH DECEMBER 31, 2000



                                                           Class A-1           Class A-2         Class A-3
                                                           ---------           ---------         ---------
2000 Distribution Allocable to Principal                 10,649,473.84               0.00              0.00
2000 Distributions Allocable to Interest                  2,973,314.91       3,120,972.21      3,189,409.72
12/31/00 Remaining Principal Balance                    116,725,000.00     125,000,000.00    125,000,000.00


Number and aggregate remaining principal balance of Contracts with payments delinquent:

           Days Delinquent               Number             Aggregate Remaining Principal Balance
           ---------------               ------             -------------------------------------
               31 - 59                     211                               9,229,033.79
               60 - 89                     47                                2,078,987.50
              90 or more                   38                                2,087,639.82


Aggregate amount of servicing fees and expenses payable out of the trust for 2000:               1,239,603.11

The number of contracts that were repurchased or replaced during 2000:                                      0

2000 Aggregate Principal Balance of All Contracts repossessed or foreclosed upon                 3,234,718.75

The balance in the Reserve Account as of 12/31/00                                                        0.00

2000 Cumulative Realized Losses                                                                    210,417.95

The amount of any outstanding Monthly Advance Amount as of 12/31/00                                      0.00

2000 amounts deposited to Reserve Account                                                                0.00

The pool scheduled principal balance, expressed as a percentage                                   97.7895343%
     of the Cut-Off Date pool principal balance

The number of Manufactured Homes Currently held by the Servicer due to Repossessions                       64
    and the aggregate principal balance of the related defaulted Contracts                       2,789,870.69